Form 10-K/A
COMM 2013-CCRE12 Mortgage Trust
filed 2014-05-21
CIK 1587981

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                              (Amendment No.1)


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

    Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 28, 2014 (the Original Form 10-K) is (i) to file an amended and restated Report of Assessment of Compliance with Servicing Criteria for Situs Holdings, LLC, as Special Servicer and as Special Servicer of the Oglethorpe Mall Mortgage Loan, (in such capacities, Situs), dated April 24, 2014, as a replacement to the Report of Assessment of Compliance with Servicing Criteria of Situs, dated March 26, 2014, filed as Exhibit 33.17 of the Exhibits, Financial Statement Schedules under Items 15 to the Original Form 10-K, (ii) to file a revised Attestation Report on Assessment of Compliance with the Applicable Servicing Criteria for Situs, dated April 24, 2014, as a replacement to the Attestation Report on Assessment of Compliance with Applicable Servicing Criteria for Situs, dated March 13, 2014, filed as Exhibit
34.17 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, each such amendment and restatement being made to clarify the servicing criteria applicable to Situs. (The remainder of the explanatory notes below are repeated from the Original Form 10-K.)

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

33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
(filed as Exhibit 33.1 to the Original Forrm 10-K and incorporated by reference herein)
33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
175 West Jackson Mortgage Loan (filed as Exhibit 33.1 to the Original Forrm 10-K and incorporated by reference herein)
33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Miracle Mile Shops Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
Oglethorpe Mall Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan
(filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.7 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan
(filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
of the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 33.8 to the Original Form
10-K and incorporated by reference herein)
33.9 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
Servicer of the Oglethorpe Mall Mortgage Loan (filed as Exhibit 33.8 to the Original
Form 10-K and incorporated by reference herein)
33.10 National Tax Search, LLC, as Servicing Function Participant (filed as
Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.11 National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson
Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.12 National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.13 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)
33.14 Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson
Mortgage Loan (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)
33.15 Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)
33.16 Park Bridge Lender Services LLC, as Operating Advisor of the Oglethorpe Mall Mortgage
Loan (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)
33.17 Situs Holdings, LLC, as Special Servicer of the Oglethorpe Mall Mortgage Loan
33.18 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.18 to the Original Form 10-K and incorporated by reference herein)
33.19 Wells Fargo Bank, National Association, as Certificate Administrator (filed as
Exhibit 33.19 to the Original Form 10-K and incorporated by reference herein)
33.20 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.20 to the Original Form 10-K and incorporated by reference herein)
33.21 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson
Mortgage Loan (filed as Exhibit 33.18 to the Original Form 10-K and incorporated by reference herein)
33.22 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West
Jackson Mortgage Loan (filed as Exhibit 33.19 to the Original Form 10-K and incorporated by reference herein)
33.23 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage
Loan (filed as Exhibit 33.20 to the Original Form 10-K and incorporated by reference herein)
33.24 Wells Fargo Bank, National Association, as Primary Servicer of the Miracle Mile Shops
Mortgage Loan (only with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 33.18 to the Original Form 10-K and incorporated by reference herein)
33.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile
Shops Mortgage Loan (filed as Exhibit 33.19 to the Original Form 10-K and incorporated by reference herein)
33.26 Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 33.20 to the Original Form 10-K and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
(filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
175 West Jackson Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Miracle Mile Shops Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
Oglethorpe Mall Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.5 to the Original
Form 10-K and incorporated by reference herein)
34.6 LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan
(filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.7 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan
(filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
of the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 34.8 to the Original
Form 10-K and incorporated by reference herein)
34.9 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
of the Oglethorpe Mall Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.10 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.11 National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson
Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.12 National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.13 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.13 to the
Original Form 10-K and incorporated by reference herein)
34.14 Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson
Mortgage Loan (filed as Exhibit 34.13 to the Original Form 10-K and incorporated by reference herein)
34.15 Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 34.13 to the Original Form 10-K and incorporated by reference herein)
34.16 Park Bridge Lender Services LLC, as Operating Advisor of the Oglethorpe Mall Mortgage
Loan (filed as Exhibit 34.13 to the Original Form 10-K and incorporated by reference herein)
34.17 Situs Holdings, LLC, as Special Servicer of the Oglethorpe Mall Mortgage Loan
34.18 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.18 to the Original Form 10-K and incorporated by reference herein)
34.19 Wells Fargo Bank, National Association, as Certificate Administrator (filed as
Exhibit 34.19 to the Original Form 10-K and incorporated by reference herein)
34.20 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.20 to the
Original Form 10-K and incorporated by reference herein)
34.21 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson
Mortgage Loan (filed as Exhibit 34.18 to the Original Form 10-K and incorporated by reference herein)
34.22 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West
Jackson Mortgage Loan (filed as Exhibit 34.19 to the Original Form 10-K and incorporated by reference herein)
34.23 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage
Loan (filed as Exhibit 34.20 to the Original Form 10-K and incorporated by reference herein)
34.24 Wells Fargo Bank, National Association, as Primary Servicer of the Miracle Mile Shops
Mortgage Loan (only with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 34.18 to the Original Form 10-K and incorporated by reference herein)
34.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile
Shops Mortgage Loan (filed as Exhibit 34.19 to the Original Form 10-K and incorporated by reference herein)
34.26 Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 34.20 to the Original Form 10-K and incorporated by reference herein)

35 Servicer compliance statement.

35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Oglethorpe
Mall Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan (filed as
Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.4 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (filed as
Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
of the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 35.5 to the Original Form
10-K and incorporated by reference herein)
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
of the Oglethorpe Mall Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.7 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.7 to the
Original Form 10-K and incorporated by reference herein)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson
Mortgage Loan (filed as Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West
Jackson Mortgage Loan (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Miracle Mile Shops
Mortgage Loan (only with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile
Shops Mortgage Loan (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)

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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   May 21, 2014


   /s/ Natalie Grainger
   Natalie Grainger, Vice President

   Date:    May 21, 2014


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

33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
(filed as Exhibit 33.1 to the Original Forrm 10-K and incorporated by reference herein)
33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
175 West Jackson Mortgage Loan (filed as Exhibit 33.1 to the Original Forrm 10-K and incorporated by reference herein)
33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Miracle Mile Shops Mortgage Loan (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
Oglethorpe Mall Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan
(filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.7 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan
(filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
of the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 33.8 to the Original Form
10-K and incorporated by reference herein)
33.9 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
Servicer of the Oglethorpe Mall Mortgage Loan (filed as Exhibit 33.8 to the Original
Form 10-K and incorporated by reference herein)
33.10 National Tax Search, LLC, as Servicing Function Participant (filed as
Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.11 National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson
Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.12 National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.13 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)
33.14 Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson
Mortgage Loan (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)
33.15 Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)
33.16 Park Bridge Lender Services LLC, as Operating Advisor of the Oglethorpe Mall Mortgage
Loan (filed as Exhibit 33.13 to the Original Form 10-K and incorporated by reference herein)
33.17 Situs Holdings, LLC, as Special Servicer of the Oglethorpe Mall Mortgage Loan
33.18 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.18 to the Original Form 10-K and incorporated by reference herein)
33.19 Wells Fargo Bank, National Association, as Certificate Administrator (filed as
Exhibit 33.19 to the Original Form 10-K and incorporated by reference herein)
33.20 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.20 to the Original Form 10-K and incorporated by reference herein)
33.21 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson
Mortgage Loan (filed as Exhibit 33.18 to the Original Form 10-K and incorporated by reference herein)
33.22 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West
Jackson Mortgage Loan (filed as Exhibit 33.19 to the Original Form 10-K and incorporated by reference herein)
33.23 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage
Loan (filed as Exhibit 33.20 to the Original Form 10-K and incorporated by reference herein)
33.24 Wells Fargo Bank, National Association, as Primary Servicer of the Miracle Mile Shops
Mortgage Loan (only with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 33.18 to the Original Form 10-K and incorporated by reference herein)
33.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile
Shops Mortgage Loan (filed as Exhibit 33.19 to the Original Form 10-K and incorporated by reference herein)
33.26 Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 33.20 to the Original Form 10-K and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
(filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
175 West Jackson Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Miracle Mile Shops Mortgage Loan (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
Oglethorpe Mall Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.5 to the Original
Form 10-K and incorporated by reference herein)
34.6 LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan
(filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.7 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan
(filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
of the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 34.8 to the Original
Form 10-K and incorporated by reference herein)
34.9 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
of the Oglethorpe Mall Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.10 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.11 National Tax Search, LLC, as Servicing Function Participant of the 175 West Jackson
Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.12 National Tax Search, LLC, as Servicing Function Participant of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.13 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.13 to the
Original Form 10-K and incorporated by reference herein)
34.14 Park Bridge Lender Services LLC, as Operating Advisor of the 175 West Jackson
Mortgage Loan (filed as Exhibit 34.13 to the Original Form 10-K and incorporated by reference herein)
34.15 Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 34.13 to the Original Form 10-K and incorporated by reference herein)
34.16 Park Bridge Lender Services LLC, as Operating Advisor of the Oglethorpe Mall Mortgage
Loan (filed as Exhibit 34.13 to the Original Form 10-K and incorporated by reference herein)
34.17 Situs Holdings, LLC, as Special Servicer of the Oglethorpe Mall Mortgage Loan
34.18 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.18 to the Original Form 10-K and incorporated by reference herein)
34.19 Wells Fargo Bank, National Association, as Certificate Administrator (filed as
Exhibit 34.19 to the Original Form 10-K and incorporated by reference herein)
34.20 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.20 to the
Original Form 10-K and incorporated by reference herein)
34.21 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson
Mortgage Loan (filed as Exhibit 34.18 to the Original Form 10-K and incorporated by reference herein)
34.22 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West
Jackson Mortgage Loan (filed as Exhibit 34.19 to the Original Form 10-K and incorporated by reference herein)
34.23 Wells Fargo Bank, National Association, as Custodian of the 175 West Jackson Mortgage
Loan (filed as Exhibit 34.20 to the Original Form 10-K and incorporated by reference herein)
34.24 Wells Fargo Bank, National Association, as Primary Servicer of the Miracle Mile Shops
Mortgage Loan (only with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 34.18 to the Original Form 10-K and incorporated by reference herein)
34.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile
Shops Mortgage Loan (filed as Exhibit 34.19 to the Original Form 10-K and incorporated by reference herein)
34.26 Wells Fargo Bank, National Association, as Custodian of the Miracle Mile Shops
Mortgage Loan (filed as Exhibit 34.20 to the Original Form 10-K and incorporated by reference herein)

35 Servicer compliance statement.

35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Oglethorpe
Mall Mortgage Loan (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 LNR Partners, LLC, as Special Servicer of the 175 West Jackson Mortgage Loan (filed as
Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.4 LNR Partners, LLC, as Special Servicer of the Miracle Mile Shops Mortgage Loan (filed as
Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
of the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 35.5 to the Original Form
10-K and incorporated by reference herein)
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
of the Oglethorpe Mall Mortgage Loan (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.7 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.7 to the
Original Form 10-K and incorporated by reference herein)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the 175 West Jackson
Mortgage Loan (filed as Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the 175 West
Jackson Mortgage Loan (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Miracle Mile Shops
Mortgage Loan (only with respect to the obligation to make property protection and mortgage payment advances) (filed as Exhibit 35.7 to the Original Form 10-K and incorporated by reference herein)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Miracle Mile
Shops Mortgage Loan (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)

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
